Form 10-Q
period 2000-06-30
SERANOVA INC
filed 2000-08-14
CIK 1104219

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended June 30,
                       2000 Commission File No. 000-29199

                                 SeraNova, Inc.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

        New Jersey                                        22-3677719
------------------------------              ------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

499 Thornall Street, Edison, New Jersey                                    08837
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                              (Zip Code)

                                 (732) 362-1601
                          ----------------------------
                           (Issuer's Telephone Number,
                              Including Area Code)

     Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes:                                              No:  X
              ---                                               ---

     Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of July 31, 2000:

       Class                                                    Number of Shares
       -----                                                    ----------------
Common Stock, $.01 par value                                        17,460,883

                         SERANOVA, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS
                                -----------------

                                                                           Page

PART I. FINANCIAL INFORMATION

   Item 1.  Consolidated Financial Statements.............................   1

            Consolidated Balance Sheets
            as of June 30, 2000 (unaudited)
            and December 31, 1999.........................................   2

            Consolidated Statements of Operations for the
            Three Months and Six Months Ended June
            30, 2000 and 1999 (unaudited).................................   3

            Consolidated Statements of Cash Flows
            for the Six Months Ended
            June 30, 2000 and 1999 (unaudited)............................   4

            Notes to Consolidated Financial Statements (unaudited)........   5

   Item 2.  Management's Discussion and Analysis of

            Financial Condition and Results of Operations.................   9

            Results of Operations.........................................   13

            Liquidity and Capital Resources...............................   16

   Item 3.  Quantitative and Qualitative Disclosures About Market Risk....   18

PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings.............................................   19

   Item 6.  Exhibits and Reports on Form 8-K................................ 19

SIGNATURES.................................................................. 20

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         SERANOVA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                       June 30, 2000 and December 31, 1999
                 (in thousands, except per share and share data)

                                                                                         June 30,            December 31,
                                                                                           2000                  1999
                                                                                      -------------         -------------
                                                                                       (unaudited)

                                 ASSETS

Current Assets:
     Cash...........................................................................  $         920         $         611
     Accounts receivable, net of allowance for doubtful accounts of $1,086
          and $353 at June 30, 2000 and December 31, 1999, respectively.............         13,052                 7,456
     Unbilled services..............................................................          7,419                 3,680
     Deferred tax assets............................................................          2,868                    --
     Other current assets...........................................................          1,060                   769
                                                                                      -------------         -------------
Total Current Assets................................................................         25,319                12,516

     Property and equipment, net ...................................................          7,408                 2,863
     Intangible assets, net.........................................................          3,365                 3,492
     Other assets...................................................................            782                     9
                                                                                      -------------         -------------
Total Assets........................................................................  $      36,874         $      18,880
                                                                                      =============         =============

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:

     Accounts payable...............................................................  $       3,843         $         872
     Accrued payroll and related expenses...........................................          3,074                 1,551
     Accrued expenses and other liabilities.........................................          2,118                 2,352
     Note Payable ..................................................................             --                 8,397
     Current portion of long-term debt and obligations..............................          3,138                   120
                                                                                      -------------         -------------
Total Current Liabilities...........................................................         12,173                13,292

     Long-term debt and obligations, less current portion...........................         13,997                   618
                                                                                      -------------         -------------
Total Liabilities...................................................................         26,170                13,910
                                                                                      -------------         -------------

Commitments

Shareholders' Equity:
     Preferred stock, $.01 par value, 5,000,000 shares authorized, none issued or
         outstanding................................................................             --                    --
     Common stock, $.01 par value, 40,000,000 shares authorized;
         17,460,883 and 16,629,413 shares issued and outstanding
         at June 30, 2000 and December 31, 1999, respectively.......................            175                   167
     Additional paid-in capital.....................................................         17,558                 7,083
     Accumulated deficit ...........................................................         (7,136)               (2,246)
     Currency translation adjustment................................................            107                   (34)
                                                                                      -------------         -------------
Total Shareholders' Equity .........................................................         10,704                 4,970
                                                                                      -------------         -------------
Total Liabilities and Shareholders' Equity..........................................  $      36,874         $      18,880
                                                                                      =============         =============

           The accompanying notes to consolidated financial statements are an integral part of these statements

                         SERANOVA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 2000 and 1999
                      (in thousands, except per share data)
                                   (unaudited)

                                                                Three Months Ended June 30,           Six Months Ended June 30,
                                                                ---------------------------           -------------------------
                                                                2000                1999                2000            1999
                                                            -------------       -------------       -------------   -----------

Revenue.............................................       $      19,843       $       8,614       $      36,019  $     16,602

Professional services costs.........................              10,046               4,866              18,435         9,515
Selling and marketing expenses......................               3,098                 995               5,878         1,730
General and administrative expenses.................               8,678               2,378              17,217         4,370
Depreciation and amortization.......................                 659                 145               1,131           279
                                                           -------------       -------------       -------------       -------
Total operating expenses............................              22,481               8,384              42,661        15,894
                                                           -------------       -------------       -------------       -------

Operating income (loss).............................              (2,638)                230              (6,642)          708
Other income (expense), net.........................                   6                  25                   2            27
Interest expense, net...............................                (165)                (38)               (346)          (59)
                                                           -------------       -------------       -------------       -------

Income before provision (benefit) for income taxes..              (2,797)                217              (6,986)          676

Income tax provision (benefit) .....................                (985)                 65              (2,095)          244
                                                           -------------       -------------       -------------       -------

Net income (loss)...................................       $      (1,812)      $         152       $      (4,891)      $   432
                                                           =============       =============       =============       =======

Net earnings (loss) per share:

     Basic and diluted..............................       $       (0.10)      $        0.01       $       (0.29)      $  0.03
                                                           =============       =============       =============       =======

Shares used in computing net income (loss) per share:

     Basic and diluted..............................              17,461              16,785              17,123        16,785
                                                           =============       =============       =============       =======


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                         SERANOVA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2000 and 1999
                                 (in thousands)
                                   (unaudited)

                                                                                     June 30,          June 30,
                                                                                       2000              1999
                                                                                     -------             ----

Cash Flows from Operating Activities:
     Net income (loss)............................................................   $ (4,891)        $    432
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization............................................      1,131              279
         Provision for doubtful accounts..........................................        950               --
         Deferred taxes...........................................................     (2,868)              --
     Changes in operating assets and liabilities:
         Accounts receivable......................................................     (6,546)          (2,034)
         Unbilled services........................................................     (3,739)            (332)
         Other current assets.....................................................       (291)             205
         Other assets.............................................................     (1,051)              (7)
         Accounts payable.........................................................      2,971             (258)
         Accrued payroll and related expenses.....................................      1,523             (180)
         Accrued expenses and other liabilities...................................       (234)          (1,566)
         Income taxes payable.....................................................         --            1,002
                                                                                     --------           ------
             Net cash used in operating activities................................    (13,045)          (2,461)
                                                                                     --------         --------

Cash Flows from Investing Activities:
     Purchase of business, net of cash acquired...................................         --           (2,186)
     Capital expenditures.........................................................     (5,270)            (392)
                                                                                     --------         --------
             Net cash used in investing activities................................     (5,270)          (2,578)
                                                                                     --------         --------
Cash Flows from Financing Activities:
     Loans from former parent.....................................................     15,001            1,467
     Repayment of loans...........................................................     (7,002)             (53)
     Proceeds from sale of common stock...........................................     10,000               --
     Net investments from former parent...........................................        483            3,073
                                                                                     --------         --------
             Net cash provided by financing activities............................     18,482            4,487
                                                                                     --------         --------

     Effect of foreign currency exchange rate changes on each and cash
       equivalents................................................................        142              (26)
                                                                                     --------         --------

             Net increase (decrease) in cash and cash equivalents ................        309             (578)
Cash and cash equivalents at beginning of period..................................        611              677
                                                                                     --------         --------
Cash and cash equivalents at end of period........................................   $    920         $     99
                                                                                     ========         ========
Supplemental disclosures of cash flow information:

         Cash paid for income taxes...............................................   $    675         $     70
                                                                                     ========         ========
         Cash paid for interest...................................................   $     25         $     40
                                                                                     ========         ========

           The accompanying notes to consolidated financial statements are an integral part of these statements.

                         SERANOVA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 -- DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

     SeraNova, Inc. ("SeraNova") is a provider of strategic eBusiness services, including business-to-business solutions. SeraNova's services include strategic consulting, design, implementation and management of eBusiness systems. SeraNova serves ebusiness solution needs of Global 5000 as well as emerging internet based companies through rapid conception, creation and deployment of innovation internet and portal-based solutions.

     SeraNova was incorporated under the name Infinient, Inc. in the State of New Jersey on September 9, 1999 and issued 100 shares to Intelligroup, Inc. ("Intelligroup") on such date. Effective on January 1, 2000, Intelligroup contributed the assets and liabilities of its Internet solutions group, including SeraNova India which commenced operations in October 1999, the capital stock of Network Publishing, Inc. and the capital stock of the Azimuth Companies to SeraNova in exchange for 900 shares of the common stock of SeraNova, $0.01 par value per share (the "Formation"). The Formation was accounted for using the carryover basis of accounting. The accompanying financial statements include the accounts and operations of the Internet solutions group since its inception in 1997, Network Publishing, Inc. from the date of its acquisition by Intelligroup (January 8, 1999) and the Azimuth Companies for all periods presented. Intelligroup acquired the Azimuth Companies in a transaction accounted for as a pooling of interests and Network Publishing, Inc. through a purchase acquisition. SeraNova began operations in India in October 1999 and the United Kingdom in November 1999.

     On July 5, 2000, Intelligroup distributed to its shareholders all 16,629,413 shares of the SeraNova shares of common stock it held. For each common share of Intelligroup stock held by an Intelligroup shareholder, one share of SeraNova common stock was issued. SeraNova split the number of its outstanding shares on the record date of such dividend so that the number of SeraNova's outstanding shares equaled the number of outstanding shares of Intelligroup.

     SeraNova faces the risks and uncertainties encountered by companies in the early stages of development such as managing growth, intense competition, expansion both domestically and internationally and rapidly changing technology. In the past, SeraNova relied on Intelligroup for many administrative services and financial support.

     The consolidated information presented as of June 30, 2000 and 1999, and for the three-month and six-month periods then ended, is unaudited, but, in the opinion of SeraNova, Inc.'s ("SeraNova" or the "Company") management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of June 30, 2000 and the results of its operations and its cash flows for the six-month periods ended June 30, 2000 and 1999. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Information Statement/Prospectus dated June 29, 2000.

     Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

NOTE 2 -- NET INCOME PER SHARE

                        COMPUTATION OF EARNINGS PER SHARE
                      (in thousands, except per share data)

                                                  Three Months Ended               Six Months Ended
                                                       June 30,                        June 30,
                                                   2000        1999                2000         1999
                                                   ----        ----                ----         ----

Net income (loss)                             $  (1,812)     $   152           $ (4,891)     $   432
                                              =========      =======           ========      =======

Basic and diluted:
   Weighted average shares outstanding            17,461      16,785             17,123       16,785
                                              ==========     =======           ========      =======

Net income (loss) per share                   $    (0.10)    $  0.01           $  (0.29)     $  0.03
                                              ==========     =======           ========      =======


     Options to purchase 4,903,667 shares of common stock have been excluded in the June 30, 2000 calculations since their effect would be anti-dilutive. All common shares and per share amounts have been adjusted retroactively to give effect to a 16,629,413-for-one stock split effective May 12, 2000 relating to the spin-off.

NOTE 3 -- SEGMENT INFORMATION

     Historically, SeraNova has managed operations only by geographic region. The following is information by geographic area as of and for the three and six month period ended June 30, 2000 and 1999.


FOR THE THREE-MONTH PERIOD
ENDED JUNE 30, 2000                       UNITED STATES      ASIA PACIFIC       EUROPE        INDIA        COMBINED TOTAL
--------------------------                -------------      ------------       ------        -----        --------------
Revenue..............................    $     14,249       $      2,635      $    115       $2,844       $      19,843
Depreciation & amortization..........             425                 29             3          202                 659
Income (loss) from operations........          (1,150)            (1,814)         (714)       1,040              (2,638)
Interest income......................              --                  2            --           --                   2
Interest expense.....................             128                  3            --           34                 165
Other income (expense)...............              (2)                (1)           --            7                   4
Income (loss) before income
  taxes..............................          (1,279)            (1,817)         (714)       1,013              (2,797)
Capital spending.....................           1,127                122            51        1,736               3,036
Total assets.........................          26,594              2,751          (117)       7,646              36,874

FOR THE THREE-MONTH PERIOD
ENDED JUNE 30, 1999                       UNITED STATES      ASIA PACIFIC       EUROPE        INDIA        COMBINED TOTAL
--------------------------                -------------      ------------       ------        -----        --------------
Revenue..............................    $      5,688       $      2,926      $     --        $  --       $       8,614
Depreciation & amortization..........             124                 21            --           --                 145
Income (loss) from operations........            (145)               375            --           --                 230
Interest income......................               1                 19            --           --                  20
Interest expense.....................              20                 18            --           --                  38
Other income ........................              --                  5            --           --                   5
Income (loss) before income
  taxes..............................            (164)               381            --           --                 217
Capital spending.....................             100                 24            --           --                 124
Total assets.........................          11,087              1,849            --           --              12,936

FOR THE SIX-MONTH PERIOD
ENDED JUNE 30, 2000                       UNITED STATES      ASIA PACIFIC       EUROPE        INDIA        COMBINED TOTAL
------------------------                  -------------      ------------       ------        -----        --------------
Revenue..............................    $     25,766       $      5,138       $   187      $ 4,928       $      36,019
Depreciation & amortization..........             795                 51             3          282               1,131
Income (loss) from operations........          (4,877)            (2,725)       (1,101)       2,061              (6,642)
Interest income......................              --                  3            --            2                   5
Interest expense.....................             303                  9            --           34                 346
Other income (expense)...............              (5)                (3)           --            5                  (3)
Income (loss) before income taxes....          (5,184)            (2,735)       (1,101)       2,034              (6,986)
Capital spending.....................           2,501                137            78        2,554               5,270
Total assets.........................          26,594              2,751          (117)       7,646              36,874



FOR THE SIX-MONTH PERIOD
ENDED JUNE 30, 1999                       UNITED STATES        ASIA PACIFIC     EUROPE        INDIA        COMBINED TOTAL
----------------------------              -------------        ------------     ------        -----        --------------
Revenue..............................    $      11,094      $      5,508       $    --      $    --       $      16,602
Depreciation & amortization..........              243                36            --           --                 279
Income (loss) from operations........              (46)              754            --           --                 708
Interest income......................                4                37            --           --                  41
Interest expense.....................               40                19            --           --                  59
Other income (expense)...............               --               (14)           --           --                 (14)
Income (loss) before income taxes....              (82)              758            --           --                 676
Capital spending.....................              340                52            --           --                 392
Total assets.........................           11,087             1,849            --           --              12,936


     Foreign revenue is based on the country in which SeraNova's operations reside.

NOTE 4 -- SUBSEQUENT EVENTS

Borrowings

     On May 31, 2000, SeraNova was released from all obligations under Intelligroup's revolving credit facility agreement and entered into a $15,100,000 promissory note with Intelligroup. Such note is for services and advances previously provided by Intelligroup. The note, which is unsecured and bears interest at the prime rate plus 1/2%, partially matures with $3,000,000 due on September 30, 2000 with the balance due on July 31, 2001. The note has certain mandatory prepayment provisions based on future debt or equity financings by SeraNova, as defined.

     On July 14, 2000, SeraNova executed an agreement with Fleet Credit Corporation for an asset-based revolving credit facility that will provide SeraNova with up to $15 million in financing. The credit facility is a three-year agreement secured by substantially all U.S. based assets of SeraNova. Borrowings may be made under the facility for general corporate purposes with interest at the then current prime rate plus 1/2%. The credit agreement contains customary representations, warranties, default provisions and financial covenants. The specific financial covenants listed are: (1) SeraNova must maintain total debt to tangible net worth not to exceed a ratio of three to one,
(2) any quarterly loss may not exceed the original budget amount plus 10%, (3) interest coverage ratio must be greater than 1.2 and (4) the principal and interest coverage ratio must be greater than 1.1.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

     SeraNova provides Internet professional services to businesses. We design and implement Internet-based software applications that help companies manage procurement, sell products and services, provide customer service, conduct supplier transactions and communicate with their employees over the Internet. We offer a comprehensive set of services, including strategy consulting, creative design, technology implementation and maintenance of Internet-based software applications. In all of our client engagements, we apply SeraNova's Time-to-Market Approach, our proprietary methodology, to deliver these services. We believe that our services allow our clients to gain competitive advantages by enabling them to penetrate existing markets, enter new markets, reduce operational costs, improve customer service, shorten product development cycles and enhance employee productivity. We focus on five industry markets -- financial services, telecommunications, automotive, technology and healthcare. Most of the services we provide are for clients within the United States. In addition to our domestic offices, we maintain a presence in multiple locations in the Asia-Pacific region, India and the United Kingdom.

     We generally bill our services based on the actual time spent providing services. For the three months ended June 30, 2000, approximately 95% of our revenues were derived from such time and materials contracts and arrangements. Revenues related to time and materials contracts are typically recognized when the services are provided. Revenues with respect to fixed-price contracts are recognized in proportion to the costs incurred. American Express accounted for approximately 41% of the total revenues for the three months ended June 30, 2000. Another client, Volkswagen of America, accounted for approximately 14% of total revenues during the same period. No other client accounted for more than 10% of revenues for the three months ended June 30, 2000. American Express accounted for approximately 39% and Volkswagen of America accounted for approximately 13% of the combined revenues of SeraNova for the six months ended June 30, 2000. Accounts receivable as of June 30, 2000 attributable to these customers was $4,764,000 and $863,000, respectively. No other customer accounted for more than 10% of the combined revenues of SeraNova for the six months ended June 30, 2000. We anticipate that such client concentration will continue for the foreseeable future. To effectively address the market demand, and to remain competitive, our clients tend to pursue multiple Internet initiatives at the same time. By proactively developing a strong relationship with our key clients, we expect to benefit from such initiatives, but to the extent our significant clients use fewer of our services or terminate their relationship with us, our revenues could decline materially. This could result in a significant negative impact on our business and operations. Our results from quarter to quarter may vary based upon various factors such as changes in our pricing policies, variations in billing margins and personnel utilization rates, length of our sales cycle, our ability to recruit technical personnel, the acceptance of our new services offerings and fluctuation in foreign exchange rates.

     Professional services costs represent the cost to provide professional services to our customers. These costs include such items as compensation, benefits, recruiting, consultant-training and non-billable expenses incurred by our consultants. They do not include expenses relating to our sales and marketing efforts. Given the supply-constrained market, we anticipate that our cost per professional will increase in future quarters. Our typical client engagement lasts between three and six months, and any early termination or postponement of a large project or of several projects could significantly impact revenues in any given quarter and result in lower gross margins.

     Selling and marketing expenses include costs associated with sales and marketing and related support functions including salaries, commissions and payroll related expenses, employee benefits, recruiting, advertising and travel and entertainment. SeraNova made significant sales and marketing investments during the first six months of 2000 to build a visible SeraNova brand among prospects and potential employees, and to reorganize our sales process. We expect these expenses to remain constant or decrease slightly in the next few months.

     General and administrative expenses include all costs not included in professional services, sales or marketing. Such expenses include salaries and payroll expenses of executives, finance, human resources, information technology and other administrative personnel; facilities costs, technology expenditures, professional services and other general corporate expenditures. These costs have increased significantly over the last few months due to the expansion of both our domestic and foreign operations. We expect general and administrative expenses to remain constant or decrease slightly over the next few months.

     Prior to September 1999, Intelligroup did not account for our business as a separate unit or division. In presenting our historical financial statements for all periods, we specifically identified all revenue, professional services costs, other income (expense) and certain selling and marketing expenses and other general and administrative expenses incurred by Intelligroup on our behalf. Selling and marketing expenses and other general and administrative expense were allocated using methodologies which took into consideration the ratio of our revenue to the consolidated revenue of Intelligroup, head count, occupancy and other factors. However, we cannot assure you that our historical financial information prior to December 31, 1999 necessarily reflects what the results of operations, financial position and cash flows would have been had we been a separate company, or is indicative of our future results of operations, financial positions and cash flows.

                           FORWARD-LOOKING STATEMENTS

     This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, concerning our operations, performance and financial condition, including our future economic performance, plans, and objectives and the likelihood of success in developing and expanding our business. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," "estimate" and similar expressions are meant to identify such forward-looking statements. Such forward-looking statements include risks and uncertainties, including, but not limited to:

     o the Company's ability to manage its growth effectively, which will require the Company (a) to develop operational, financial and other internal systems, as well as its business development capabilities,
          (b) to attract, train, retain, motivate and manage its employees, (c) to maintain sufficiently high employee utilization, (d) to obtain financing for its expanding business, (e) to expand its sales an support staff, (f) to respond effectively to competitive pressures,
          (g) to increase the scale of its operations, (h) to continue to develop and upgrade its services and solutions, and (i) to replace the transitional services necessary for its business that Intelligroup will provide for a limited time following the spin-off;

     o the Company's limited operating history as a Company separate from Intelligroup;

     o the Company's ability to contain costs, grow revenue or increase profitability;

     o the Company's reliance on a continued relationship with American Express and Volkswagen of America;

     o    the  Company's   substantial  reliance  on  key  customers  and  large
          projects;

     o the Company's ability to develop an effective internal control structure;

     o    changes in the Company's billing and employee utilization rates;

     o the Company's ability to obtain financing with favorable interest rates;

     o    the Company's ability to satisfy its obligations to Intelligroup;

     o the highly competitive nature of the markets for the Company's services;

     o the Company's ability to successfully address the continuing changes in information technology, evolving industry standards and changing customer objectives and preferences;

     o the substantial variability of the Company's quarterly of the Company's quarterly operating results caused by a variety of factors, many of which are not within the Company's control, including (a) seasonal impact on customer spending, (b) changes in its competitors' pricing policies, (c) introduction of new services by its competitors,
          (d) acceptance of its new services offerings, (e) the market for qualified technical personnel, (f) timing, size and stage of projects,
          (g) the demand for Internet professional services, (h) length of its sales cycles, (i) fixed price contracts, and (j) general economic conditions;

     o the Company's ability to attract and retain a sufficient number of highly skilled employees in the future;

     o the Company's ability to expand sales and marketing efforts and promote existing or future services offerings;

     o the Company's reliance on the continued services of its key executive officers and leading technical personnel;

     o    the Company's ability to continue to diversify its offerings;

     o the Company's ability to successfully acquire and integrate any future businesses;

     o the Company's ability to develop administrative functions in a timely and cost-effective manner;

     o    the Company's ability to protect its intellectual property rights;

     o the Company's lack of long-term customer contracts and its ability to attract new clients;

     o uncertainties from potential administrative, regulatory, immigration and tax law matters;

     o    the continued growth of the Internet; and

     o    those  risks   listed   under  "Risk   Factors"  in  our   information
          statement/prospectus filed with the SEC.

     As a result of these factors and others, the Company's actual results may differ materially from the results disclosed in such forward-looking statements. We undertake no obligation to update such statements or publicly release the result of any revisions to these forward-looking statements which we may make to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                              RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of revenue:

                                                           Three Months Ended June 30,        Six Months Ended June 30,
                                                           ---------------------------        -------------------------
                                                             2000              1999             2000             1999
                                                           --------          --------         -------           ------
Revenue.............................................        100.0%            100.0%           100.0%           100.0%

Professional services costs.........................         50.6              56.5             51.2             57.3
Selling and marketing expenses......................         15.6              11.6             16.3             10.4
General and administrative expenses.................         43.7              27.6             47.8             26.3
Depreciation and amortization.......................          3.3               1.7              3.1              1.7
                                                             ----              ----             ----             ----
     Total operating expenses.......................         62.6              40.9             67.2             38.4
                                                             ----              ----             ----             ----

     Operating income (loss)........................        (13.2)              2.6            (18.4)             4.3

Other income (expense), net.........................          0.0               0.4              0.0              0.2
Interest expense, net...............................         (0.8)             (0.4)            (1.0)            (0.4)
                                                            -----              ----            -----             ----

Income before provision (benefit) for income taxes..        (14.0)              2.6            (19.4)             4.1

Income tax provision (benefit) .....................         (5.0)              0.8             (5.8)             1.5
                                                            -----              ----            -----              ---

Net income (loss)...................................         (9.0)%            1.8%            (13.6)%            2.6%
                                                            =====              ====            ======            ===

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

     Revenues. Revenues increased by $11.2 million, to $19.8 million for the three months ended June 30, 2000 compared with $8.6 million for the three-month period ended June 30, 1999. The increase in revenue is primarily the result of an increase in the number of clients and the size of engagements in the U.S. and the development of the India subsidiary. U.S. based revenue increased by $8.6 million for the three-months ended June 30, 2000 compared with the same period ended June 30, 1999. Revenue from the India subsidiary was $2.8 million for the three months ended June 30, 2000 compared with $0 for the corresponding period in 1999. Combined revenue from all other foreign subsidiaries was relatively constant for the three months ended June 30, 2000 compared with the same period ended June 30, 1999.

     Professional service costs. Professional service costs increased to $10.0 million for the three months ended June 30, 2000 compared with $4.9 million for the corresponding period in 1999 but decreased as a percentage of revenue by 5.9%, to 50.6% from 56.5%. Professional service costs represent the cost of consultant salaries and payroll-related costs plus non-reimbursed direct expenses attributable to the consultants or projects, such as training, recruiting, relocation and travel expenses. The primary reasons for the decrease in professional service costs as a percentage of total revenue are an increase in billing margins for U.S.-based consultants and the continued development of the India subsidiary during 2000. Billing margins in the U.S. increased by 11.7% to 51.0% for the three months ended June 30, 2000 compared with 39.3% for the three months ended June 30, 1999. Margins on professional services costs as a percentage of revenue in India was 77.7% for the three months ended June 30, 2000 due to the lower cost structure in India.

     Selling and marketing expenses. Selling and marketing expenses include all costs directly related to sales and marketing such as salaries and related benefit costs, advertising expenses, recruiting, travel and other costs. Selling and marketing expenses increased by $2.1 million, or 211.4%, to $3.1 million for the three months ended June 30, 2000 compared to $1.0 million for the comparable period in 1999. Selling expenses also increased as a percentage of revenue to 15.6% from 11.6% over the same periods. These increases in actual expenses and as a percentage of revenue are due to significant investments in the Company's sales infrastructure during the quarter and in marketing expenses to promote the SeraNova, Inc. name during 2000.

     General and administrative expenses. General and administrative expenses include administrative salaries and related benefit costs, occupancy costs, professional fees, and other costs. These expenses increased $6.3 million, or 264.8%, to $8.7 million for the three months ended June 30, 2000 from $2.4 million in the same period ended June 30, 1999. General and administrative expenses also increased as a percentage of total sales to 43.7% for the three months ended June 30, 2000 compared to 27.6% for the three months ended June 30, 1999. The primary reasons for the increase in actual general and administrative expenses and as a percentage of total revenue were: (a) costs associated with the development of foreign operations in India and Europe during 2000, (b) investment in the infrastructure of U.S. operations and (c) costs associated with the spin-off of SeraNova.

     Depreciation and amortization. Depreciation and amortization increased by $514,000, or 357.6%, to $659,000 in the three months ended June 30, 2000 from $145,000 in the same period in 1999. Depreciation and amortization also increased as a percentage of total revenues to 3.3% in the three months ended June 30, 2000 from 1.7% in the comparable period of 1999. Both the actual and percentage increases were primarily due to capital investments in U.S. expansion and the development of foreign operations in Europe and India. Capital expenditures were $1.1 million in the U.S. during the three months ended June 30, 2000 and an additional $1.7 million in India during the same period.

     Other income (expense), net. Other income (expense), net decreased by $146,000 to a net expense of $159,000 for the three month period ended June 30, 2000 from a net expense of $13,000 for the three months ended June 30, 1999. The decrease is due to interest on the loan signed with Intelligroup during May 2000.

     Provision for income taxes. Income tax expense represents combined federal, state and foreign taxes. Our income tax benefit of $985,000 on a pretax loss of $2.8 million for the three months ended June 30, 2000 compares with a $65,000 provision on pretax profits of $217,000 for the comparable period in 1999. The effective tax rate for the three-month period ended June 30, 2000 was 35.2% as compared with 30.3% in the similar period in 1999. The higher effective tax rate for the three months ended June 30, 2000 as compared to the same period in 1999 was due to a zero tax rate on the net income from the Company's India operations. This was partially offset by the non-recognition of a tax benefit on losses from European operations. Management believes that it is more likely than not that all net deferred tax assets recorded as of June 30, 2000 will be realized within the next twelve months.

     Net loss. Net loss increased by $2.0 million to a net loss of $1.8 million for the three months ended June 30, 2000 from a net income of $152,000 for the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

     Revenues. Revenues increased by $19.4 million, to $36.0 million, for the six months ended June 30, 2000 compared with $16.6 million for the first six months of 1999. The increase in revenue is the result the increases in the number of clients, consultants billing rates and the size of engagements in the U.S. and the development of our India subsidiary. U.S. based revenue increased by $14.7 million for the first six months of 2000 compared with the same period in 1999. Revenue from the India subsidiary was $4.9 million for the six months ended June 30, 2000 compared with $0 for the corresponding period in 1999. Combined revenue from all other foreign subsidiaries was down slightly for the six months ended June 30, 2000 compared with the same period in 1999.

     Professional service costs. Professional service costs increased to $18.4 million for the six months ended June 30, 2000 compared with $9.5 million for the corresponding period in 1999 but decreased as a percentage of revenues by 6.1%, to 51.2% from 57.3%. Professional service costs represent the cost of consultant salaries and payroll-related costs plus non-reimbursed direct expenses attributable to the consultants or projects, such as training, recruiting, relocation and travel expenses. The primary reasons for the decrease in professional service costs as a percentage of total revenues are an increase in billing margins for U.S.-based consultants and the considerable development of the India subsidiary during 2000. Billing margins in the U.S. increased by 10.7% to 49.4% for the six months ended June 30, 2000 compared with 38.7% for the first six months of 1999. Margins on professional services costs as a percentage of revenue in India was 78.7% the six months ended June 30, 2000 due to the lower cost structure in India.

     Selling and marketing expenses. Selling and marketing expenses include all costs directly related to sales and marketing such as salaries and related benefit costs, advertising expenses, recruiting, travel and other costs. Selling and marketing expenses increased by $4.1 million, or 239.8%, to $5.9 million for the first six months of 2000 compared to $1.7 million for the comparable period in 1999. Selling expenses also increased as a percentage of revenue to 16.3% from 10.4% over the same periods. These increases in actual expenses and as a percentage of revenue are due to significant investments in the sales and marketing infrastructure during the first six months of 2000 and in advertising expenses to promote the SeraNova, Inc. name during 2000.

     General and administrative expenses. General and administrative expenses include administrative salaries and related benefit costs, occupancy costs, professional fees, and other costs. These expenses increased $12.8 million, or 294.0%, to $17.2 million for the six months ended June 30, 2000 from $4.4 million in the same period ended June 30, 1999. General and administrative expenses also increased as a percentage of total sales to 47.8% for the six months ended June 30, 2000 compared with 26.3% for the first six months of 1999. The primary reasons for the increases in actual general and administrative expenses and the percentage of total revenue were: 1) costs associated with the development of foreign operations in India and Europe during 2000, 2) investment in the infrastructure of U.S. operations and 3) costs associated with the spin-off of SeraNova.

     Depreciation and amortization. Depreciation and amortization increased by $852,000, or 305.4%, to $1.1 million in the six months ended June 30, 2000 from $279,000 in the same period in 1999. Depreciation and amortization also increased as a percentage of total revenues to 3.1% in the six months ended June 30, 2000 from 1.7% in the comparable period of 1999. Both the actual and percentage increases were primarily due capital investment in U.S. expansion and the development of foreign operations in Europe and India.

     Other income (expense), net. Other income (expense), net decreased by $312,000 to a net expense of $344,000 for the six month period ended June 30, 2000 from a net expense of $32,000 for the six months ended June 30, 1999. The decrease is primarily a due to interest on loans from Intelligroup during the three months ended June 30, 2000.

     Provision for income taxes. Income tax expense represents combined federal, state and foreign taxes. Our income tax benefit was $2.1 million on a pretax loss of $7.0 million for the first six months of 2000 compared with a tax provision of $244,000 on pretax profits of $676,000 for the six-month period ended June 30, 1999. The effective tax rate for the first six months of 2000 was 30.0% compared with an effective tax rate of 36.2% for the same period in 1999. The lower effective tax rate for the first six months of 2000 is due to a tax provision recognized on certain foreign operations that could not be offset against losses in other jurisdictions.

     Net loss. Net loss increased by $5.3 million to a net loss of $4.9 million for the six months ended June 30, 2000 from a net income of $432,000 for the six months ended June 30, 1999. The primary reasons for the net loss for the six months ended June 30, 2000 are planned increases in selling and marketing infrastructure, general and administrative expenses for the continued expansion of operations in the U.S. and abroad, specifically India and the United Kingdom, and costs related to the spin-off.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal capital requirements are to fund working capital needs and capital expenditures in order to support revenue growth.

     For the six months ended June 30, 2000, net cash used in operating activities totaled $13.0 million. Cash was provided by $1.1 million from depreciation and amortization, $3.0 million increase in accounts payable, $1.5 million increase in accrued payroll and related expenses and $950,000 from provision for bad debt. This was offset by a net loss of $4.9 million, $6.5 million increase in accounts receivable, $3.7 million increase in unbilled revenue, $2.9 million increase in deferred taxes and $1.1 million increase in other assets. The increases in accounts receivable and unbilled services were primarily due to the increased operations within the U.S. and India. In the six months ended June 30, 1999, net cash used in operating activities was $2.5 million. The principal uses of funds were an increase in accounts receivable of $2.0 million, an increase in unbilled services of $332,000 and an decrease in accrued expenses and other liabilities of $1.6 million. This was offset by net income of $432,000, $279,000 from depreciation and amortization and an increase in other current assets of $205,000.

     We had capital expenditures for the first six months of 2000 and 1999 of $5.3 million and $392,000, respectively, for computers, furniture, equipment and leasehold improvements. Capital expenditures are expected to decrease over the next six months compared to the first six months of 2000.

     The foregoing cash flows are not necessarily indicative of the cash flows that would have resulted if we were a separate entity.

     On May 31, 2000, SeraNova was released from all obligations under Intelligroup's revolving credit facility agreement and entered into a $15,100,000 promissory note with Intelligroup. Such note is for services and advances previously provided by Intelligroup. The note, which is unsecured and bears interest at the prime rate plus 1/2%, partially matures with $3,000,000 due on September 30, 2000 with the balance due on July 31, 2001. The note has certain mandatory prepayment provisions based on future debt or equity financings by SeraNova, as defined.

     On July 14, 2000, SeraNova executed an agreement with Fleet Credit Corporation for an asset-based revolving credit facility that will provide SeraNova with up to $15 million in financing. The credit facility is a three-year agreement secured by substantially all U.S. based assets of SeraNova. Borrowings may be made under the facility for general corporate purposes with interest at the then current prime rate plus 1/2%. The credit agreement contains customary representations, warranties, default provisions and financial covenants. The specific financial covenants to effective with the third quarter of 2000 are: (1) SeraNova must maintain a total debt to tangible net worth not to exceed a ratio of three to one, (2) any quarterly loss may not exceed the original budget amount plus 10%, (3) interest coverage ratio of not less that
1.25 to 1 and (4) principal and interest coverage of not less than 1.1 to 1.

     SeraNova believes that the cash to be generated from its operations and available under the credit facility through Fleet Credit Corporation will be sufficient to satisfy SeraNova's cash requirements, including the $3.0 million obligation to Intelligroup, throughout at the least the next twelve months. However, there can be no assurance in this regard.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Although the Company cannot accurately determine the precise effect thereof on its operations, it does not believe inflation, currency fluctuations or interest rate changes have historically had a material effect on its revenues, sales or results of operations. Any significant effects of inflation, currency fluctuations and changes in interest rates on the economies of the United States, Asia and Europe could adversely impact the Company's revenues, sales and results of operations in the future. If there is a material adverse change in the relationship between European currencies and/or Asian currencies and the United States Dollar, such change would adversely affect the result of the Company's European and/or Asian operations as reflected in the Company's financial statements. The Company has not hedged its exposure with respect to this currency risk, and does not expect to do so in the future, since it does not believe that it is practicable for it to do so at a reasonable cost.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     There are currently no material legal proceedings pending to which the Company is a party or to which any of its property is subject.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

          (a)  Exhibits.


                    10.1 Agreement by and between Fleet Capital  Corporation and
                         SeraNova, Inc. for a revolving credit facility, dated July 14, 2000.

                    27.1 Financial Data Schedule for the six-month  period ended
                         June 30, 2000.


          (b)  Reports on Form 8-K.

                    None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        SERANOVA, INC.


DATE: August 14, 2000                   By: /s/Rajkumar Koneru
                                            ---------------------------------
                                            Rajkumar Koneru
                                            Chairman, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

DATE: August 14, 2000                   By: /s/Ravi Singh
                                            ----------------------------------
                                            Ravi Singh
                                            Executive Vice President,
                                            Chief Financial Officer and Director
                                            (Principal Financial and Accounting
                                            Officer)