Form 10-Q
period 2000-09-30
SERANOVA INC
filed 2000-11-16
CIK 1104219

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                          Commission File No. 000-29199

                                 SeraNova, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             New Jersey                               22-3677719
  --------------------------------        -----------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

499 Thornall Street, Edison, New Jersey                                   08837
--------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                                 (732) 362-1601
                          -----------------------------
                        (Registrant's telephone number,
                              including area code)

       Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes:  x                                   No:
                 ---                                      ---

       Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of October 30, 2000:

                 Class                               Number of Shares
                 -----                               ----------------
     Common Stock, $.01 par value                       17,460,883

                         SERANOVA, INC. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
PART I.  FINANCIAL INFORMATION

         Item 1.  Consolidated Financial Statements............................................         1

                    Consolidated Balance Sheets
                    as of September 30, 2000 (unaudited)
                    and December 31, 1999......................................................         1

                    Consolidated Statements of Operations for the
                    Three Months and Nine Months Ended September
                    30, 2000 and 1999 (unaudited)..............................................         2

                    Consolidated Statements of Cash Flows
                    for the Nine Months Ended
                    September 30, 2000 and 1999 (unaudited)....................................         3

                    Notes to Consolidated Financial Statements (unaudited).....................         4

         Item 2.  Management's Discussion and Analysis of
                    Financial Condition and Results of Operations..............................         9

         Item 3.  Quantitative and Qualitative Disclosures about Market Risk...................        18

PART II.  OTHER INFORMATION

         Item 2.  Changes in Securities and Use of Proceeds....................................        18

         Item 6.  Exhibits and Reports on Form 8-K.............................................        20

SIGNATURES.....................................................................................        21

                          PART I. FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                         SERANOVA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                 (in thousands, except per share and share data)

                                                                                      September 30,   December 31,
                                                                                          2000            1999
                                                                                       -----------    ------------
                                                                                       (unaudited)
                                 ASSETS
Current Assets:
     Cash .......................................................................       $  4,911        $    611
     Accounts receivable, net of allowance for doubtful accounts of $1,481
          and $353 at September 30, 2000 and December 31, 1999, respectively ....         17,154           7,456
     Unbilled services ..........................................................          8,782           3,680
     Deferred tax assets ........................................................          3,670              --
     Other current assets .......................................................          1,580             769
                                                                                        --------        --------
Total Current Assets ............................................................         36,097          12,516

     Property and equipment, net ................................................          8,500           2,863
     Intangible assets, net .....................................................          2,871           3,492
     Other assets ...............................................................            739               9
                                                                                        --------        --------
Total Assets ....................................................................       $ 48,207        $ 18,880
                                                                                        ========        ========

                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
     Accounts payable ...........................................................       $  2,472        $    872
     Accrued payroll and related expenses .......................................          2,436           1,551
     Accrued expenses and other liabilities .....................................          2,730           2,352
     Notes Payable to Intelligroup ..............................................         11,686           8,397
     Loan-Line of Credit ........................................................          9,921              --
     Current portion of long-term debt and obligations ..........................             37             120
                                                                                        --------        --------
Total Current Liabilities .......................................................         29,282          13,292

     Long-term debt and obligations, less current portion .......................            580             618
                                                                                        --------        --------
Total Liabilities ...............................................................         29,862          13,910
                                                                                        --------        --------

Preferred stock, $.01 par value, 5,000,000 shares authorized, 800 shares
     of 6% series A convertible preferred stock issued and outstanding ..........          7,280              --
Common stock warrants ...........................................................            690              --

Commitments

Shareholders' Equity:
     Common stock, $.01 par value, 40,000,000 shares authorized;
         17,460,883 and 16,629,413 shares issued and outstanding
         at September 30, 2000 and December 31, 1999, respectively ..............            175             167
     Additional paid-in capital .................................................         17,558           7,083
     Accumulated deficit ........................................................         (7,377)         (2,246)
     Currency translation adjustment ............................................             19             (34)
                                                                                        --------        --------
Total Shareholders' Equity ......................................................         10,375           4,970
                                                                                        --------        --------
Total Liabilities and Shareholders' Equity ......................................       $ 48,207        $ 18,880
                                                                                        ========        ========



          The accompanying notes to consolidated financial statements are an integral part of these statements.

                         SERANOVA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                      (in thousands, except per share data)
                                   (unaudited)


                                                               Three months ended September 30,   Nine months ended September 30,
                                                               --------------------------------   -------------------------------
                                                                    2000             1999            2000             1999
                                                                  ---------        --------        --------        ---------

Revenue ....................................................       $ 23,268        $ 10,471        $ 59,287        $ 27,073

Professional services costs ................................         11,115           6,091          29,550          15,606
Selling and marketing expenses .............................          3,815           1,085           9,693           2,815
General and administrative expenses ........................          8,152           2,612          25,369           6,982
Depreciation and amortization ..............................            731             351           1,862             630
                                                                   --------        --------        --------        --------
Total operating expenses ...................................         23,813          10,139          66,474          26,033
                                                                   --------        --------        --------        --------

Operating income (loss) ....................................           (545)            332          (7,187)          1,040

Other income (expense), net ................................            (11)             --              (9)             27
Interest expense, net ......................................           (524)             (5)           (870)            (64)
                                                                   --------        --------        --------        --------

Income before provision (benefit) for income taxes .........         (1,080)            327          (8,066)          1,003

Income tax provision (benefit) .............................           (839)            205          (2,934)            449
                                                                   --------        --------        --------        --------

Net income (loss) ..........................................       $   (241)       $    122        $ (5,132)       $    554
                                                                   ========        ========        ========        ========

Net earnings (loss) per share:
     Basic and diluted .....................................       $  (0.01)       $   0.01        $  (0.30)       $   0.03
                                                                   ========        ========        ========        ========

Shares used in computing net income (loss) per share:
     Basic and diluted .....................................         17,461          16,629          17,236          16,629
                                                                   ========        ========        ========        ========


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                         SERANOVA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                 (in thousands)
                                   (unaudited)

                                                                               September 30,    September 30,
                                                                                    2000            1999
                                                                                  --------        --------
Cash Flows from Operating Activities:
     Net income (loss) ....................................................       $ (5,132)       $   554
     Adjustments to reconcile net income (loss) to net cash used in operating activities:
         Depreciation and amortization ....................................          1,862            630
         Provision for doubtful accounts ..................................          1,489            115
         Deferred taxes ...................................................         (3,670)            --
     Changes in operating assets and liabilities:
         Accounts receivable ..............................................        (11,186)        (4,001)
         Unbilled services ................................................         (5,102)        (2,683)
         Other current assets .............................................           (811)           (23)
         Other assets .....................................................           (730)           (17)
         Accounts payable .................................................          1,600             (5)
         Accrued payroll and related expenses .............................            885            420
         Accrued expenses and other liabilities ...........................            378          1,777
                                                                                  --------        -------
             Net cash used in operating activities ........................        (20,417)        (3,233)
                                                                                  --------        -------

Cash Flows from Investing Activities:
     Purchase of business, net of cash acquired ...........................             --         (2,186)
     Capital expenditures .................................................         (6,878)          (659)
                                                                                  --------        -------
             Net cash used in investing activities ........................         (6,878)        (2,845)
                                                                                  --------        -------

Cash Flows from Financing Activities:
     Loans from former parent .............................................         15,001          2,958
     Repayment of loans ...................................................        (11,833)           (80)
     Net borrowing under line of credit ...................................          9,921             --
     Proceeds from sales of series A Preferred stock and warrants..........          7,970             --
     Proceeds from sales of common stock ...................................        10,000             --
     Net investments from former parent ...................................            483          2,870
                                                                                  --------        -------

             Net cash provided by financing activities ....................         31,542          5,748
                                                                                  --------        -------

     Effect of foreign currency exchange rate changes on each and cash
       equivalents ........................................................             53            (26)
                                                                                  --------        -------

             Net increase (decrease) in cash and cash equivalents .........          4,300           (356)
Cash and cash equivalents at beginning of period ..........................            611            677
                                                                                  --------        -------

Cash and cash equivalents at end of period ................................       $  4,911        $   321
                                                                                  ========        =======

Supplemental disclosures of cash flow information:
         Cash paid for income taxes .......................................       $    322        $     8
                                                                                  ========        =======
         Cash paid for interest ...........................................       $     17        $    55
                                                                                  ========        =======


          The accompanying notes to consolidated financial statements are an integral part of these statements.

                         SERANOVA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 -- DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

       SeraNova, Inc. ("SeraNova" or the "Company") is a provider of strategic eBusiness services, including business-to-business solutions. SeraNova's services include strategic consulting, design, implementation and management of eBusiness systems. SeraNova serves ebusiness solution needs of Global 5000 as well as emerging internet based companies through rapid conception, creation and deployment of innovation internet and portal-based solutions.

       SeraNova was incorporated under the name Infinient, Inc. in the State of New Jersey on September 9, 1999 and issued 100 shares to Intelligroup, Inc. ("Intelligroup") on such date. Effective on January 1, 2000, Intelligroup contributed the assets and liabilities of its Internet solutions group, including SeraNova India which commenced operations in October 1999, the capital stock of Network Publishing, Inc. and the capital stock of the Azimuth Companies to SeraNova in exchange for 900 shares of the common stock of SeraNova, $0.01 par value per share (the "Formation"). The Formation was accounted for using the carryover basis of accounting. The accompanying financial statements include the accounts and operations of Intelligroup's Internet solutions group since its inception in 1997, Network Publishing, Inc. from the date of its acquisition by Intelligroup (January 8, 1999) and the Azimuth Companies for all periods presented. Intelligroup acquired the Azimuth Companies in a transaction accounted for as a pooling of interests and Network Publishing, Inc. through a purchase acquisition.

       On July 5, 2000, Intelligroup distributed to its shareholders all 16,629,413 shares of the SeraNova shares of common stock it then held (the "spin-off"). For each common share of Intelligroup common stock held by an Intelligroup shareholder, one share of SeraNova common stock was distributed. SeraNova split the number of its outstanding shares on the record date of such dividend so that the number of SeraNova's outstanding shares equaled the number of outstanding shares of Intelligroup.

       SeraNova faces the risks and uncertainties encountered by companies in the early stages of development such as managing growth, intense competition, expansion both domestically and internationally and rapidly changing technology. In the past, SeraNova relied on Intelligroup for many administrative services and financial support.

       The consolidated information presented as of September 30, 2000 and 1999, and for the three-month and nine-month periods then ended, is unaudited, but, in the opinion of SeraNova's management, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) which the Company considers necessary for the fair presentation of the Company's financial position as of September 30, 2000 and the results of its operations and its cash flows for the nine-month periods ended September 30, 2000 and 1999. The financial statements included herein have been prepared in accordance with generally accepted accounting principles and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These financial statements should be read in conjunction with the Company's audited financial statements and accompanying notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Information Statement/Prospectus dated June 29, 2000, which is a part of the Company's Registration Statement on Form S-1, Registration No. 383-34964, filed with the Securities and Exchange Commission.

       Results for the interim period are not necessarily indicative of results that may be expected for the entire year.

NOTE 2 -- NET INCOME PER SHARE

                        COMPUTATION OF EARNINGS PER SHARE
                      (in thousands, except per share data)

                                                   THREE MONTHS ENDED         NINE MONTHS ENDED
                                                      SEPTEMBER 30,             SEPTEMBER 30,
                                                    2000         1999         2000          1999
                                                    ----         ----         ----          ----

Net income (loss)                                 $   (241)    $   122      $ (5,132)    $     554
                                                  =========    =======      =========    =========

Basic and diluted:
   Weighted average shares outstanding              17,461      16,629        17,236        16,629
                                                  =========    =======      =========    =========

Net income (loss) per share                       $  (0.01)    $  0.01      $  (0.30)    $    0.03
                                                  =========    =======      =========    =========

       Options and warrants to purchase 5,046,049 shares of common stock have been excluded in the September 30, 2000 calculations since their effect would be anti-dilutive. All common shares and per share amounts have been adjusted retroactively to give effect to a 16,629,413-for-one stock split effective May 12, 2000 relating to the spin-off.

NOTE 3 -- SEGMENT INFORMATION

       Historically, SeraNova has managed operations only by geographic region. The following is information by geographic area as of and for the three and nine month periods ended September 30, 2000 and 1999.

FOR THREE MONTHS
ENDED SEPTEMBER 30, 2000                   UNITED STATES      ASIA PACIFIC        EUROPE      INDIA      COMBINED TOTAL
------------------------                   -------------      ------------       --------    --------    --------------
Revenue..............................      $      15,140      $     2,422        $  1,264    $  4,442      $   23,268
Depreciation & amortization..........                539               35               6         151             731
Income (loss) from operations........             (1,234)          (1,669)            113       2,245            (545)
Interest income......................                 --                1              --           2               3
Interest expense.....................                353               11              --         160             524
Other income (expense)...............                (16)              --              --           2             (14)
Income (loss) before income
  taxes..............................             (1,603)          (1,679)            113       2,089          (1,080)
Capital spending.....................                624              116              31         837           1,608
Total assets.........................             33,490            1,402             282      13,033          48,207

FOR THREE MONTHS
ENDED SEPTEMBER 30, 1999                   UNITED STATES      ASIA PACIFIC        EUROPE      INDIA      COMBINED TOTAL
------------------------                   -------------      ------------       --------    --------    --------------
Revenue..............................      $       7,351      $     3,120        $     --    $     --    $     10,471
Depreciation & amortization..........                336               15              --          --             351
Income (loss) from operations........               (128)             460              --          --             332
Interest income......................                 --              (14)             --          --             (14)
Interest expense.....................                 19              (14)             --          --               5
Other income (expense)...............                 --               14              --          --              14
Income (loss) before income
  taxes..............................               (147)             474              --          --             327
Capital spending.....................                267               --              --          --             267
Total assets.........................             12,088            5,345              --          --          17,433

FOR NINE MONTHS
ENDED SEPTEMBER 30, 2000                   UNITED STATES      ASIA PACIFIC        EUROPE      INDIA      COMBINED TOTAL
------------------------                   -------------      ------------       --------    --------    --------------
Revenue................................    $      40,096      $     7,559        $  1,451    $  9,371    $     59,287
Depreciation & amortization............            1,332               87               9         434           1,862
Income (loss) from operations..........           (6,111)          (4,394)           (988)      4,306          (7,187)
Interest income........................               --                5              --           4               9
Interest expense.......................              656               20              --         194             870
Other income (expense).................              (22)              (3)             --           7             (18)
Income (loss) before income
  taxes................................           (6,788)          (4,412)           (988)      4,122          (8,066)
Capital spending.......................            3,125              253             109       3,391           6,878
Total assets...........................           33,490            1,402             282      13,033          48,207

FOR NINE MONTHS
ENDED SEPTEMBER 30, 1999                 UNITED STATES     ASIA PACIFIC      EUROPE         INDIA        COMBINED TOTAL
------------------------                 -------------     ------------     ---------     ----------     --------------
Revenue................................  $      18,444     $     8,629      $      --     $       --     $      27,073
Depreciation & amortization............            579              51             --             --               630
Income (loss) from operations..........           (175)          1,215             --             --             1,040
Interest income........................              5              23             --             --                28
Interest expense.......................             59               5             --             --                64
Other income (expense).................             --              (1)            --             --                (1)
Income (loss) before income
  taxes................................           (229)          1,232             --             --             1,003
Capital spending.......................            607              52             --             --               659
Total assets...........................         12,088           5,345             --             --            17,433

       Foreign revenue is based on the country in which SeraNova's operations reside.

NOTE 4 -- SALE OF COMMON STOCK

       On March 14, 2000, SeraNova sold 831,470 shares of its common stock to four institutional investors for $10,000,000. SeraNova granted certain demand and piggyback registration rights to such investors.

NOTE 5 -- SALE OF PREFERRED STOCK AND WARRANTS

The Company has 5,000,000 authorized shares of $.01 per value preferred stock, issuable in series. On September 29, 2000, SeraNova sold 800 shares of 6% series A convertible preferred stock to two institutional investors for $8,000,000. Upon conversion to common stock, the cumulative dividends will be payable at 6% per annum, in cash or shares. The series A convertible preferred stockholders have no voting rights, however, they are required to approve certain transactions, as defined. The convertible preferred stock can be converted into shares of the Company's common stock at $7 per share at any time and, also is redeemable by the holders at a premium if certain triggering events occur, such as a change in control of the Company or an agreement to sell more than a third of its assets. See Note 7.

In addition, SeraNova has granted the investors warrants to purchase 150,000 shares of SeraNova common stock. The exercise price for the warrant shares equals the lesser of $7.00 and the average price per share of SeraNova common stock for the five trading days immediately preceding the date of the exercise.

The Company allocated the proceeds, net of transaction costs, to the series A convertible preferred stock and warrants based on the fair value of each instrument. The fair value of the series A convertible preferred stock was determined based on a discounted cash flow analysis and the fair value of the warrants was determined based on the Black-Sholes option pricing model. As a result the Company allocated approximately $7,280,000 and $690,000 of the net proceeds to the Series A convertible preferred stock and warrants, respectively. The warrants have been classified as a liability in the accompanying Consolidated Balance Sheet since the warrants give the holder the choice of a net share settlement at a time when other shareholders would not have such a choice (upon a merger or change in control).


SeraNova has the right to redeem the series A convertible preferred stock at 105% of the initial investment value. In case of such redemption by SeraNova, it will grant additional warrants to the investors to purchase 160,000 shares of SeraNova common stock. The exercise price for the warrant shares will equal the lesser of $7.00 and the average price per share of SeraNova common stock for the five trading immediately preceding the date of the exercise. SeraNova also has the option to require the conversion of the series A convertible preferred stock into common stock if the asking price of the common stock for 10 trading days is 130% of the conversion price.

SeraNova agreed to register the resale of the common stock underlying the series A preferred stock and warrants and accordingly filed with the Securities and Exchange Commission's a Registration Statement on Form S-1, Registration No. 333-49690. SeraNova is subject to liquidated damages, as defined, if this Registration Statement is not effective by January 27, 2001. In addition, SeraNova has provided certain piggyback registration rights to the investors.

A portion of the proceeds from the sale of series A convertible preferred stock was used to repay $3,000,000 of the Intelligroup note which partially matured on September 30, 2000.

NOTE 6 -- BORROWINGS

Note payable to Intelligroup represents a calculation of net borrowings from Intelligroup. On January 1, 2000, such borrowings were converted to amounts repayable SeraNova to a bank under Intelligroup's revolving credit facility agreement. Effective January 1, 2000, SeraNova became a co-borrower under Intelligroup's revolving credit facility agreement with a bank. Intelligroup and SeraNova are jointly and severally liable under the agreement. In the event Intelligroup requests and the bank approves a change in control of the ownership of SeraNova, as contemplated by the spin off, all SeraNova's obligations under the agreement become due and payable. Intelligroup was in technical default of one of the bank covenants as of March 31, 2000 but obtained a waiver of such default through September 2000.

As of December 31, 1999, the aggregate outstanding advances against the revolving credit facility were $10.6 million. SeraNova's portion of the outstanding balance as of December 31, 1999, was $8.4 million. As of March 31, 2000, a portion of the proceeds from the sale of common stock was used to pay off the outstanding balance due to the bank as of March 31, 2000.

On May 31, 2000, SeraNova was released from all obligations under Intelligroup's revolving credit facility agreement and entered into a $15,100,000 promissory note with Intelligroup. Such note is for services and advances previously provided by Intelligroup. The note, which is unsecured and bears interest at the prime rate plus 1/2%, partially matured on September 30, 2000 when the Company repaid $3,000,000, and the balance was due on July 31, 2001. The note has certain mandatory prepayment provisions based on future debt or equity financings by SeraNova, as defined. Pursuant to these provisions, a $3,000,000 prepayment would have been due as a result of the September 29 sale of the series A preferred stock; however, Intelligroup waived this prepayment in return for an amended repayment schedule, under which SeraNova paid Intelligroup $500,000 on November 8, 2000, will pay $400,000 on or before December 15, 2000 (or apply such payment as an advance payment towards a contemplated services arrangement between Intelligroup and SeraNova), and will pay additional installments of $500,000 on or before each of the last days of January, February, March, April and May 2001. The balance of the note ($9,100,000 or $8,700,000) will still be due on July 31, 2001.

On June 20, 2000, SeraNova India executed an agreement with Andhra Bank for a fixed asset-based revolving term loan that will provide SeraNova India with up to INR 87.6 million (approximately USD 2 million) in financing for fixed assets purchases. The term loan is secured by substantially all fixed assets of SeraNova India; it is also co-secured by collateral properties owned by the two Directors, Raj Koneru and Nagarjun Valluripalli. Borrowings may be made under the loan for fixed assets purchases with interest at the prime rate (approximately 12.5% at September 30, 2000) plus 1%. The loan agreement contains customary representations, warranties, default provisions and financial covenants. As of September 30, 2000, the outstanding balance on the loan in INR 85 million (approximately USD 1.8 million).

On June 30, 2000, SeraNova India executed an agreement with Andhra Bank for a working capital revolving credit facility that will provide SeraNova with up to INR 180 million (approximately $4 million) in financing. The credit facility is secured by substantially all accounts receivables and fixed assets of SeraNova India; it is also co-secured by collateral properties owned by two Directors, Raj Koneru and Nagarjun Valluripalli. Borrowings may be made under the loan for general corporate purposes with interest at the then current prime rate (approximately 12.5% at September 30, 2000) plus 1%. The credit agreement contains customary representations, warranties, default provisions and financial covenants. As of September 30, 2000, the outstanding balance on the facility is INR 122 million (approximately USD 2.7 million).

On July 14, 2000, SeraNova executed an agreement with Fleet Credit Corporation for an asset-based revolving credit facility that provides SeraNova with up to $15 million in financing. The credit facility is a three-year agreement secured by substantially all U.S. based assets of SeraNova. Borrowings may be made under the facility for general corporate purposes with interest at the then current prime rate plus 1/2%. The credit agreement contains customary representations, warranties, default provisions and financial covenants. The specific financial covenants which are effective with the third quarter of 2000 are: (1) SeraNova must maintain a total debt to tangible net worth not to exceed a ratio of three to one, (2) SeraNova must maintain a minimum of $1,000,000 of availability, (3) Interest Coverage Ratio of not less that 1.2 to 1 and (4) Fixed Charge Ratio of not less than 1.1 to 1. For the three months ended September 30, 2000, SeraNova was in breach of the Interest Coverage Ratio and the Fixed Charge Ratio; however, Fleet Capital Corporation waived compliance with these covenants for this period. As of September 30, 2000, the outstanding balance on the facility is $5.2 million.

NOTE 7 -- THE MERGER

On October 27, 2000, SeraNova and Silverline Technologies Limited announced that they had entered into an agreement and plan of merger, under which Silverline would acquire SeraNova in exchange for American depositary shares of Silverline then valued at approximately $99 million, and the assumption by Silverline of SeraNova indebtedness currently in the amount of approximately $12 million. The acquisition would occur by means of a merger of a wholly-owned subsidiary of Silverline into SeraNova in which each share of SeraNova common stock would be converted into 0.35 of a Silverline American depositary share, and each share of SeraNova's 6% series A convertible preferred stock would, at the option of the holder, either be converted into the number of Silverline ADSs the holder would have received if such preferred share had been converted into SeraNova common stock immediately before the Silverline merger, or be converted into a cash payment equal to 120% of the stated value of a preferred share, which stated value is currently $10,000. The merger is subject to regulatory approvals and approval by the shareholders of SeraNova and Silverline. Subject to such approvals, SeraNova expects that the merger will be complete sometime in the first quarter of 2001.

Under the tax sharing agreement with Intelligroup, SeraNova has indemnified Intelligroup for any tax liabilities in the event a future transaction of SeraNova results in the spin-off being deemed a taxable transaction. However, Company management has represented that the proposed merger with Silverline as described above was not contemplated at the time of the spin-off and accordingly, the spin-off should be tax free. Should the spin-off be ultimately construed to be taxable, the resultant tax liability could be up to $40.0 million.

ITEM 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

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

       We generally bill our services based on the actual time spent providing services. For the three months ended September 30, 2000, approximately 95% of our revenues were derived from such time and materials contracts and arrangements. Revenues related to time and materials contracts are typically recognized when the services are provided. Revenues with respect to fixed-price contracts are recognized in proportion to the costs incurred. American Express accounted for approximately 48% of the total revenues for the three months ended September 30, 2000. No other client accounted for more than 10% of revenues for the three months ended September 30, 2000. American Express accounted for approximately 41% and Volkswagen of America accounted for approximately 11% of the combined revenues of SeraNova for the nine months ended September 30, 2000. Accounts receivable as of September 30, 2000 attributable to these customers was $2,704,000 and $2,447,000, respectively. No other customer accounted for more than 10% of the combined revenues of SeraNova for the nine months ended September 30, 2000. We anticipate that such client concentration will continue for the foreseeable future. To effectively address the market demand, and to remain competitive, our clients tend to pursue multiple Internet initiatives at the same time. By proactively developing a strong relationship with our key clients, we expect to benefit from such initiatives, but to the extent our significant clients use fewer of our services or terminate their relationship with us, our revenues could decline materially. This could result in a significant negative impact on our business and operations. Our results from quarter to quarter may vary based upon various factors such as changes in our pricing policies, variations in billing margins and personnel utilization rates, length of our sales cycle, our ability to recruit technical personnel, the acceptance of our new services offerings and fluctuation in foreign exchange rates.

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

       Selling and marketing expenses include costs associated with sales and marketing and
                                     - 9 -
related support functions including salaries, commissions and payroll related expenses, employee benefits, recruiting, advertising and travel and entertainment. SeraNova made significant sales and marketing investments during the first nine months of 2000 to build a visible SeraNova brand among prospects and potential employees, and to reorganize our sales process. We expect these expenses to decrease significantly in the next few months.

       General and administrative expenses include all costs not included in professional services, sales or marketing. Such expenses include salaries and payroll expenses of executives, finance, human resources, information technology and other administrative personnel; facilities costs, professional services and other general corporate expenditures. These costs have increased significantly over the last few months due to the expansion of both our domestic and foreign operations. We expect general and administrative expenses to remain constant or decrease slightly over the next few months.

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

                           FORWARD-LOOKING STATEMENTS

       This Form 10-Q contains certain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, concerning our operations, performance and financial condition, including our future economic performance, plans, and objectives and the likelihood of success in developing and expanding our business. These statements are based upon a number of assumptions and estimates which are subject to significant uncertainties, many of which are beyond our control. The words "may," "would," "could," "will," "expect," "anticipate," "believe," "intend," "plan," "estimate" and similar expressions are meant to identify such forward-looking statements. Such forward-looking statements include risks and uncertainties, including, but not limited to:

       - the Company's ability to manage its growth effectively, which will require the Company (a) to develop operational, financial and other internal systems, as well as its business development capabilities, (b) to attract, train, retain, motivate and manage its employees, (c) to maintain sufficiently high employee utilization, (d) to obtain financing for its expanding business,
              (e) to expand its sales an support staff, (f) to respond effectively to competitive pressures, (g) to increase the scale of its operations, (h) to continue to develop and upgrade its services and solutions, and (i) to replace the transitional services necessary for its business that Intelligroup will provide for a limited time following the spin-off;

       - the Company's limited operating history as a company separate from Intelligroup;

       - the Company's ability to contain costs, grow revenue or increase profitability;

       - the Company's reliance on a continued relationship with American Express and Volkswagen of America;

       - the Company's substantial reliance on key customers and large projects;

       - the Company's ability to develop an effective internal control structure;

       -      changes in the Company's billing and employee utilization rates;

       - the Company's ability to obtain financing with favorable interest rates;

       -      the Company's ability to satisfy its obligations to Intelligroup;

       - the highly competitive nature of the markets for the Company's services;

       - the Company's ability to successfully address the continuing changes in information technology, evolving industry standards and changing customer objectives and preferences;

       - the substantial variability of the Company's quarterly operating results caused by a variety of factors, many of which are not within the Company's control, including (a) seasonal impact on customer spending, (b) changes in its competitors' pricing policies, (c) introduction of new services by its competitors, (d) acceptance of its new services offerings, (e) the market for qualified technical personnel, (f) timing, size and stage of projects, (g) the demand for Internet professional services, (h) length of its sales cycles, (i) fixed price contracts, and (j) general economic conditions;

       - the Company's ability to attract and retain a sufficient number of highly skilled employees in the future;

       - the Company's ability to expand sales and marketing efforts and promote existing or future services offerings;

       - the Company's reliance on the continued services of its key executive officers and leading technical personnel;

       -      the Company's ability to continue to diversify its offerings;

       - the Company's ability to successfully acquire and integrate any future businesses;

       - the Company's ability to develop administrative functions in a timely and cost-effective manner;

       -      the Company's ability to protect its intellectual property rights;

       - the Company's lack of long-term customer contracts and its ability to attract new clients;

       - uncertainties from potential administrative, regulatory, immigration and tax law matters;

       -      the continued growth of the Internet; and

       - those risks listed under "Risk Factors" in our information statement/prospectus filed with the SEC.

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

                              RESULTS OF OPERATIONS

       The following table sets forth for the periods indicated certain financial data as a percentage of revenue:

                                                         Three Months Ended September 30,        Nine Months Ended September 30,
                                                         --------------------------------        -------------------------------
                                                             2000                1999                2000               1999
                                                             ----                ----                ----               ----

Revenue................................................     100.0%              100.0%              100.0%             100.0%

Professional services costs............................      47.8                58.2                49.8               57.6
Selling and marketing expenses.........................      16.4                10.4                16.3               10.4
General and administrative expenses....................      35.0                24.9                42.8               25.8
Depreciation and amortization..........................       3.1                 3.4                 3.1                2.3
                                                            -----                ----               -----               ----
     Total operating expenses..........................     102.3                96.9               112.0               96.1
                                                            -----                ----               -----               ----

     Operating income (loss)...........................      (2.3)                3.1               (12.0)               3.9

Other income (expense), net............................       0.0                  --                 0.0                0.0
Interest expense, net..................................      (2.3)                 --                (1.5)              (0.2)
                                                            -----                ----               -----               ----

Income before provision (benefit) for income taxes.....      (4.6)                3.1               (13.5)               3.7

Income tax provision (benefit) ........................      (3.6)                2.0                (4.9)               1.7
                                                            -----                ----               -----               ----

Net income (loss)......................................      (1.0)%               1.1%               (8.6)%              2.0%
                                                            =====                ====               =====               ====

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

       REVENUES. Revenues increased by $12.8 million, or 122.2%, to $23.3 million for the three months ended September 30, 2000 compared with $10.5 million for the same period in 1999. The increase in revenue is primarily due to an increase in the number of clients and size of engagements for U.S. operations and to the development of our India and United Kingdom subsidiaries. U.S. based revenue increased by $7.7 million for the three months ended September 30, 2000 compared with the same period in 1999. Revenues from India and United Kingdom subsidiaries were $4.4 million and $1.3 million, respectively, for the three months ended September 30, 2000. These subsidiaries did not exist during the comparable period in 1999. Combined revenues from other foreign subsidiaries decreased by $700,000 during the third quarter of 2000 compared with the same period in 1999 due to economic downturns in the Asia-Pacific region.

       PROFESSIONAL SERVICE COSTS. Professional service costs represent the cost of consultant salaries and payroll-related costs plus non-reimbursed direct expenses attributable to the consultants or projects, such as training, recruiting, relocation and travel expenses. Professional service costs increased to $11.1 million for the three months ended September 30, 2000 compared with $6.1 million for the same three-month period in 1999 but decreased as a percentage of revenue by 10.4%, to 47.8% from 58.2%. The primary reasons for the decrease in professional service costs as a percentage of revenue are an increase in billing margins for U.S.-based consultants and the continued expansion of our India subsidiary during the quarter. Billing margins in the U.S. increased by 14.6%, to 54.0%, for the three months ended September 30, 2000 compared with 39.4% for the three months ended September 30, 1999. Profession service costs as a percentage of revenue are typically much lower in India due to India's cost structure. Margins on professional service costs as a percentage of revenue for our India operations were 71.8% for the three months ended September 30, 2000.

       SELLING AND MARKETING EXPENSES. Selling and marketing expenses include costs that are directly related to sales and marketing such as salaries and related benefits, advertising expenses, recruiting, travel and other costs. Selling and marketing expenses increased by $2.7 million, or 251.6%, to $3.8 million for the three months ended September 30, 2000 compared with $1.1 million for the comparable period in 1999. Selling and marketing expenses also increased as a percentage of revenue to 16.4% from 10.4% over the same periods. These increases in actual expenses and as a percentage of revenue are due to investments in the Company's sales and marketing infrastructure during the quarter that did not exist during the same period in 1999.

       GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include administrative salaries and related benefits, occupancy costs, professional fees, and other costs. These expenses increased by $5.5 million, or 212.0%, to $8.2 million for the three months ended September 30, 2000 from $2.6 million in the same period ended September 30, 1999. General and administrative expenses also increased as a percentage of revenue to 35.0% for the three months ended September 30, 2000 compared with 24.9% for the same three months in 1999. Primary reasons for the increases in both actual general and administrative expenses and the percentage of total revenue were: (a) costs associated with the development of our foreign operations in India and Europe during 2000, (b) investment in the infrastructure of U.S. operations and (c) costs associated with the spin-off of SeraNova.

       DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $380,000, or 108.3%, to $731,000 for the three months ended September 30, 2000 from $351,000 for the corresponding period in 1999 but decreased as a percentage of total revenue to 3.1% from 3.4%. The increase in actual depreciation and amortization expenses was due to capital expenditures required for the expansion of U.S. and foreign operations in India and Europe. The decrease as a percentage of revenue is primarily due to the substantial increases in revenues from the US, India and Europe.

       OTHER INCOME (EXPENSE), NET. Other income (expense), net consists of interest income, interest expense, currency fluctuations on daily transactions, and miscellaneous other income and expense items. For the three months ended September

30, 2000, SeraNova incurred a net expense of $535,000 compared to a net expense of $5,000 for the corresponding period in 1999. The increase in net expense is due to interest on the Intelligroup note and on the revolving credit agreement. Both items did not exist during 1999.

       PROVISION FOR INCOME TAXES. Income tax expense represents combined federal, state and foreign taxes. SeraNova reported an income tax benefit of $839,000 on pretax losses of $1.1 million for the three months ended September 30, 2000 compared with an income tax provision of $205,000 on pretax profits of $327,000 for the comparable period in 1999. The effective tax rate for the three-month period ended September 30, 2000 was 77.7% as compared with 62.7% for the similar period in 1999. The high, effective tax rate for the third quarter of 2000 is due to tax benefits reported on losses from U.S. and Asia-Pacific operations combined with operating profits reported on India and European operations that incurred no tax provision. The high tax rate for the three months ended September 30, 1999 was due to tax provisions incurred on profits in certain foreign jurisdictions that could not be offset against losses from other regions. Management believes that it is more likely than not that all net, deferred tax assets recorded as of September 30, 2000 will be realized within the next twelve months.

       NET LOSS. As a result of the factors described above, SeraNova's net loss for the three months ended September 30, 2000 was $241,000 compared with a net income of $122,000 for the three months ended September 30, 1999.


NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

       REVENUES. Revenues increased by $32.2 million, or 119.0%, to $59.3 million for the nine months ended September 30, 2000 compared with $12.8 million for the same period in 1999. The increase in revenue is primarily due to an increase in the number of clients and size of engagements for U.S. operations and to the development of our India and United Kingdom subsidiaries. U.S. based revenue increased by $22.5 million for the nine months ended September 30, 2000 compared with the same period in 1999. Revenues from India and United Kingdom subsidiaries were $9.4 million and $1.5 million, respectively, for the first nine months of 2000. These subsidiaries did not exist during the comparable period in 1999. Combined revenues from other foreign subsidiaries decreased by $1.1 million during the nine months ended September 30, 2000 compared with the same period in 1999 due to the economic conditions and restructuring of our operations in the Asia-Pacific region.

       PROFESSIONAL SERVICE COSTS. Professional service costs represent the cost of consultant salaries and payroll-related costs plus non-reimbursed direct expenses attributable to the consultants or projects, such as training, recruiting, relocation and travel expenses. Professional service costs increased to $29.6 million for the nine months ended September 30, 2000 compared with $15.6 million for the same nine-month period in 1999 but decreased as a percentage of revenue by 7.8%, to 49.8% from 57.6%. The primary reasons for the decrease in professional service costs as a percentage of revenue are an increase in billing margins for U.S.-based consultants and the continued expansion of our India subsidiary during the quarter. Billing margins in the U.S. increased by 12.5%, to 51.1%, for the nine months ended September 30, 2000 compared with 38.7% for the nine months ended September 30, 1999. Professional service costs as a percentage of revenue are typically much lower in India due to India's cost structure. Margins on professional service costs as a percentage of revenue for our India operations were 75.5% for the nine months ended September 30, 2000.

       SELLING AND MARKETING EXPENSES. Selling and marketing expenses include costs that are directly related to sales and marketing such as salaries and related benefits, advertising expenses, recruiting, travel and other costs. Selling and marketing expenses increased by $6.9 million, or 244.3%, to $9.7 million for the nine months ended September 30, 2000 compared with $2.8 million for the comparable period in 1999. Selling and marketing expenses also increased as a percentage of revenue to 16.3% from 10.4% over the same periods. These increases in actual expenses and as a percentage of revenue are due to investments in the Company's sales and marketing infrastructures during 2000 that did not exist during the same period in 1999.

       GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses include administrative salaries and related benefits, occupancy costs, professional fees, and other costs. These expenses increased by $18.4 million, or 263.3%, to $25.4 million for the nine months ended September 30, 2000 from $7.0 million in the same period in 1999. General and administrative expenses also increased as a percentage of revenue to 42.8% for the nine months ended September 30, 2000 compared with 25.8% for the same period in 1999. The primary reasons for both the actual and percentage increases in general and administrative expenses were the investment in the infrastructure for both the U.S. and foreign operations and costs associated with the spin-off of SeraNova from Intelligroup.

       DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased by $1.2 million, or 195.6%, to $1.9 million for the nine months ended September 30, 2000 from $630,000 for the corresponding period in 1999 and also increased as a percentage of total revenue to 3.1% from 2.3%. The increases in both actual depreciation and amortization expense and in the percentage of revenue were due to capital expenditures required for the expansion of U.S. and foreign operations in India and Europe.

       OTHER INCOME (EXPENSE), NET. Other income (expense), net consists of interest income, interest expense, currency fluctuations on daily transactions, and miscellaneous other income and expense items. For the nine months ended September 30, 2000, SeraNova incurred a net expense of $879,000 compared to a net expense of $37,000 for the corresponding period in 1999. The increase in net expense is primarily due to interest on the Intelligroup note and on the revolving credit agreements during the first nine months of 2000. These notes did not exist during 1999.

       PROVISION FOR INCOME TAXES. Income tax expense represents combined federal, state and foreign taxes. SeraNova reported an income tax benefit of $2.9 million on pretax losses of $8.1 million for the nine months ended September 30, 2000 compared with an income tax provision of $449,000 on pretax profits of $1.0 million for the comparable period in 1999. The effective tax rate for the three-month period ended September 30, 2000 was 36.4% as compared with 44.8% for the similar period in 1999. The effective tax rate for the first nine months of 2000 was based on an average of tax benefits recorded on losses from U.S. and Asia-Pacific operations. The high tax rate for the nine months ended September 30, 1999 was due to tax provisions incurred on profits in certain foreign jurisdictions that could not be offset against losses from other regions. SeraNova believes that it is more likely than not that all net, deferred tax assets recorded as of September 30, 2000 will be realized within the next twelve months.

       NET LOSS. SeraNova's net loss for the nine months ended September 30, 2000 was $5.1 million compared with a net income of $554,000 for the comparable period in 1999. The losses incurred during the first nine months of 2000 are primarily due to SeraNova's significant investments in development SeraNova's sales, marketing and management infrastructure in 2000.


LIQUIDITY AND CAPITAL RESOURCES

       Our principal capital requirements are to fund working capital needs and capital expenditures in order to support revenue and operations growth.

       For the nine months ended September 30, 2000, the net cash used in operating activities totaled $20.4 million. Cash was provided by $1.9 million from depreciation and amortization, $1.5 million from provisions for doubtful accounts and increases of $1.6 million in accounts payable, $885,000 in accrued payroll and related expenses and $378,000 in accrued expenses and other liabilities. This was offset by a net loss of $5.1 million and increase of $11.2 million in accounts receivable, $5.1 million in unbilled services, $3.7 million in deferred taxes and $811,000 in other current assets. The increases in accounts receivable and unbilled services were primarily due to the increased operations within the U.S. and India. In the nine months ended September 30, 1999, net cash used in operating activities was $3.2 million. The principal uses of funds were an increase in accounts receivable of $4.0 million and an increase in unbilled services of $2.7 million.

This was offset by net income of $554,000, $630,000 from depreciation and amortization and increases accrued expenses of $1.8 million and in accrued payroll and related costs of $420,000.

       We had capital expenditures for the first nine months of 2000 and 1999 of $6.9 million and $659,000, respectively, for computers, furniture, equipment and leasehold improvements. Capital expenditures are expected to be much lower over the remainder of 2000 and into 2001 than they were for the first nine months of 2000.

       The foregoing cash flows are not necessarily indicative of the cash flows that would have resulted if we were a separate entity.

       On May 31, 2000, SeraNova entered into a $15,100,000 unsecured promissory note with Intelligroup reflecting funds borrowed from Intelligroup for working capital purposes. The note bears interest at the prime rate plus 1/2%. A payment of $3,000,000 was made on September 29, 2000 with some of the proceeds from the sale of SeraNova's 6% series A convertible preferred stock (see below) and the balance of $12,100,000 was due on July 31, 2001. The note has certain mandatory prepayment provisions based on possible future debt or equity financings by SeraNova. Pursuant to these provisions, a $3,000,000 prepayment would have been due as a result of the September 29 sale of the Series A preferred stock (see below); however, Intelligroup waived this prepayment in return for an amended repayment schedule, under which SeraNova paid Intelligroup $500,000 on November 8, 2000, will pay an additional $400,000 on or before December 15, 2000 (or apply such payment as an advance payment towards a contemplated services arrangement between Intelligroup and SeraNova), and will pay additional installments of $500,000 on or before each of the last days of January, February, March, April and May 2001. The balance of the note ($9,100,000 or $8,700,000) will be due on July 31, 2001.

       On July 14, 2000, SeraNova executed an agreement with Fleet Credit Corporation for an asset-based revolving credit facility that provides SeraNova with up to $15 million in financing. The credit facility is a three-year agreement secured by substantially all U.S. based assets of SeraNova. Borrowings may be made under the facility for general corporate purposes with interest at the then current prime rate plus 1/2%. The credit agreement contains customary representations, warranties, default provisions and financial covenants. The specific financial covenants which are effective with the third quarter of 2000 are: (1) SeraNova must maintain a total debt to tangible net worth not to exceed a ratio of three to one, (2) SeraNova must maintain a minimum of $1,000,000 of availability, (3) Interest Coverage Ratio of not less that 1.2 to 1 and (4) Fixed Charge Ratio of not less than 1.1 to 1. For the three months ended September 30, 2000, SeraNova was in violation of the Interest Coverage Ratio and the Fixed Charge Ratio; however, Fleet Capital Corporation waived compliance with these covenants for this period.

       On September 29, 2000, SeraNova sold 800 shares of 6% series A convertible stock to two institutional investors for $8,000,000. Cumulative dividends on the preferred stock have been accruing since that date at the rate of 6% per year on the $8,000,000 of aggregate stated value. SeraNova will pay these dividends at such time as the series A preferred stock is converted into common stock, in cash or, at SeraNova's option, by increasing the stated value of the preferred stock. The series A preferred stock, in general, has no voting rights and is convertible into shares of common stock at $7.00 of stated value per share of common stock, subject to anti-dilution adjustments in certain circumstances, including an exercise at a price less that $7.00 per share of the warrants described in the next paragraph. The series A preferred stock is also redeemable by the holders at a premium in certain events, such as a change in control of SeraNova or an agreement to sell more than a third of its assets. A portion of the proceeds from the sale of the 6% series A convertible preferred stock was used to pay $3,000,000 of SeraNova's obligation to Intelligroup as describe above.

       In addition, SeraNova has granted these two investors warrants to purchase 310,000 shares of SeraNova common stock at an exercise price equal to the lessor of $7.00 and the average price per share of SeraNova common stock for the five trading days immediately preceding the date of exercise; however, the exercise price is $7.00 until December 29, 2000. 150,000 of these warrants are currently exercisable and warrants to purchase 160,000 shares will become exercisable if SeraNova redeems any shares of the 6% series A convertible preferred stock. SeraNova generally can redeem the preferred stock at any time at 105% of the stated value of the preferred stock.

       Management believes that the cash to be generated from SeraNova's operations, proceeds from the sale of its 6% Series A convertible preferred stock, and funds available under the credit facility through Fleet Credit Corporation will be sufficient to satisfy SeraNova's cash requirements throughout at least the next twelve months. However, there can be no assurance in this regard.

THE PROPOSED MERGER

     On October 27, 2000, SeraNova and Silverline Technologies Limited announced that they had entered into an agreement and plan of merger, under which Silverline would acquire SeraNova in exchange for American depositary shares of Silverline then valued at approximately $99 million, and the assumption by Silverline of SeraNova indebtedness currently in the amount of approximately $12 million. The acquisition would occur by means of a merger of a wholly-owned subsidiary of Silverline into SeraNova in which each share of SeraNova common stock would be converted into 0.35 of a Silverline American depositary share, and each share of SeraNova's 6% series A convertible preferred stock would, at the option of the holder, either be converted into the number of Silverline ADSs the holder would have received if such preferred share had been converted into SeraNova common stock immediately before the Silverline merger, or be converted into a cash payment equal to 120% of the stated value of a preferred share, which stated value is currently $10,000. On October 26, 2000, the day before the agreement and plan of merger was signed, the closing price of a Silverline American depositary share for New York Stock Exchange composite transactions was $15.875. The merger is subject to regulatory approvals and approval by the shareholders of SeraNova and Silverline. Subject to such approvals, we expect that the merger will be complete sometime in the first quarter of 2001.

     The agreement and plan of merger provides that SeraNova will pay Silverline a termination fee of $4 million in certain circumstances if

     - the agreement and plan of merger is terminated after a competing proposal or offer is made to acquire at least 20% of the assets of SeraNova and its subsidiaries or at least 20% of the combined voting power of the shares of SeraNova common stock, or after a competing proposal is made to involve SeraNova or any of its subsidiaries in a merger consolidation, business combination, recapitalization, dissolution, liquidation or similar transaction in which the other party to the transaction or its stockholders would own at least 20% of the combined voting power of the parent entity resulting from any such transaction, and

     - within twelve months of such termination, SeraNova or any of its subsidiaries enters into an agreement with respect to, or approves or consummates, a proposal to acquire at least 50% of the assets of SeraNova and its subsidiaries or at least 50% of the combined voting power of the shares of SeraNova common stock, or a proposal involving SeraNova or any of its subsidiaries in a merger, consolidation, business combination, recapitalization, dissolution, liquidation or similar transaction in which the other party to the transaction or its stockholders will own at least 40% of the combined voting power of the parent entity resulting from any such transaction.

     Silverline Technologies is a Bombay, India based international software solutions provider with more than 12 years of industry experience and over 1600 software professionals globally. Silverline provides IT solutions and outsourcing services with specific focus in eBusiness, CRM, Legacy Transformation, and Application Maintenance. While experienced in many business disciplines, Silverline brings exceptional skills to the key areas of telecommunications, banking, utilities, insurance, transportation, and retail. With annual revenues of over $116 million for trailing twelve months ended June 2000, Silverline provides solutions to Fortune 500 companies as well as major corporations throughout the world. Silverline Technologies is ISO 9001 and SEI CMM Level 4 certified with facilities in the United States, India, Canada, the UK, Germany, Hong Kong, Japan, and Egypt. Silverline uses its global delivery model to provide superior service, accelerated delivery and significant cost savings to its network of worldwide clients.

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

                          PART II.  OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

ISSUANCE OF PREFERRED STOCK

        Our authorized capital stock consists of 40,000,000 shares of common stock, par value $0.01 per share and 5,000,000 shares of preferred stock, par value $0.01 per share.

        The preferred stock is issuable from time to time in one or more series and with such designations, preferences and other rights for each series as shall be stated in the resolutions providing for the designation and issue of each such series adopted by our board of directors. The board of directors is authorized by our certificate of incorporation to determine, among other things, the voting, dividend, redemption, conversion, exchange and liquidation powers, rights and preferences and the limitations thereon pertaining to such series. The board of directors, without shareholder approval, may issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of the common stock and that could have certain anti-takeover effects. The ability of the board of directors to issue preferred stock without shareholder approval could have the effect of delaying, deferring or preventing a change in control of us or the removal of existing management.

        The only shares of preferred stock of SeraNova currently outstanding are 800 shares of 6% series A convertible preferred stock (the "Series A Preferred Stock"), which was issued in a private placement on September 29, 2000. The following description of the SeraNova common stock includes a description of those terms of the Series A Preferred Stock which affect the rights evidenced by the common stock.

Voting Rights

        The holders of our common stock are entitled to one vote per share on all matters to be voted on by shareholders. Holders of shares of our common stock are not entitled to cumulate their votes in the election of directors. Generally, all matters to be voted on by shareholders must be approved by a majority, or, in the case of election of directors, by a plurality, of the votes entitled to be cast by the holders of our common stock present in person or represented by proxy, subject to any voting rights granted to holders of any preferred stock. Except as otherwise provided by law or in our certificate of incorporation, and subject to any voting rights granted to holders of any outstanding preferred stock, amendments to our certificate of incorporation must be approved by a majority of the votes entitled to be cast by the holders of our common stock. However, amendments to our certificate of incorporation that would alter or change the powers, preferences or special rights of any class or series of stock (including the Series A Preferred Stock) so as to affect them adversely also must be approved by a majority of the votes entitled to be cast by the holders of the class or series affected by the amendment. Notwithstanding the foregoing, any amendment to our certificate of incorporation to increase the authorized shares of any class of our capital stock requires the approval only of a majority of the votes entitled to be cast by the holders of our common stock.

        The Series A Preferred Stock has no voting rights except as described in the immediately preceding paragraph, and except that as long as any shares of Series A Preferred Stock are outstanding. SeraNova may not, without the affirmative vote of the holders of a majority of the shares of the Series A Preferred Stock then outstanding,

        (a) alter or change adversely the powers, preferences or rights given to the Series A Preferred Stock or alter or amend the certificate of designation providing for the Series A Preferred Stock,

        (b) authorize or create any class of stock ranking senior to or equal to the Series A Preferred Stock as to dividends or distribution of assets upon a liquidation,

        (c) amend SeraNova's certificate of incorporation or other charter documents so as to affect adversely any rights of the holders of Series A Preferred Stock,

        (d) increase the authorized number of shares of Series A Preferred Stock, or

        (e) enter into any agreement with respect to clauses (a) through (d) above.


Dividends

        Holders of our common stock will share ratably on a per share basis in any dividend declared by the board of directors, subject to any preferential rights of any outstanding preferred stock. Dividends payable in shares of common stock may be paid only as follows: (1) shares of our common stock may be paid only to holders of our common stock; and (2) the number of shares so paid will be equal on a per share basis with respect to each outstanding share of our common stock.

        Holders of Series A Preferred Stock are entitled to receive, out of funds legally available therefor, cumulative dividends at the rate per share (as a percentage of the stated value per share) of 6% per annum. Stated value per share of Series A Preferred Stock is currently $10,000 and aggregate stated value is $8,000,000. Accrued dividends on a share of Series A Preferred Stock are payable (1) on the date when such share is converted into shares of common stock, and (2) in cash or by accretion of the stated value of such share. The decision whether to accrete dividends to the stated value or to pay dividends in cash is at the discretion of SeraNova, subject to certain exceptions. For example, SeraNova must pay dividends in cash if

        - the number of shares of common stock at the time authorized, unissued and unreserved for all purposes is insufficient to accrete such dividends to the stated value to permit conversion in full of all outstanding stated value, or

        - the common stock is not then listed or quoted on the Nasdaq National Stock Market, the New York Stock Exchange, the American Stock Exchange or the Nasdaq SmallCap Stock Market.

       Any dividends to be paid in cash on the series A Preferred Stock that are not paid within three Nasdaq trading days following a conversion date shall continue to accrue and shall entail a late fee, which must be paid in cash, at the rate of 18% per annum or the lesser rate permitted by applicable law.

        As long as any shares of Series A Preferred Stock are outstanding, neither SeraNova nor any subsidiary of SeraNova may purchase or otherwise acquire directly or indirectly any shares of common stock, nor shall SeraNova directly or indirectly (a) pay or declare any dividend or make any distribution upon the common stock at any time when SeraNova is not in compliance with its payment and other obligations with respect to the Series A Preferred Stock, (b) make any distribution in respect of any shares of common stock, or (c) set aside any monies for the purchase of any shares of common stock.

  Liquidation

        Upon any liquidation, dissolution or winding up of SeraNova, after payment in full of the amounts required to be paid to holders of preferred stock, if any, all holders of our common stock are entitled to receive the same amount per share with respect to any distribution of assets to holders of shares of our common stock. Upon any liquidation, dissolution or winding-up of SeraNova, the holders of Series A Preferred Stock will be entitled to receive, out of the assets of SeraNova for each share of Series A Preferred Stock, an amount equal to the stated value per share of the Series A Preferred Stock (currently $10,000, or $8,000,000 for all 800 outstanding shares of Series A Preferred Stock in the aggregate) before any distribution or payment will be made to the holders of common stock.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a)    Exhibits.

                     2 Agreement and Plan of Merger dated as of October 27, 2000, among Silverline Technologies Limited, Silverline Acquisition Corp., Silverline Technologies, Inc. and the Registrant, filed as an Exhibit to the Registrant's Registration Statement on Form S-1, Registration No. 333-49690, and incorporated herein by reference. Not included in this exhibit are certain schedules to the representations and warranties of the Registrant in
                            Article III of the Agreement, and to the representations and warranties of Silverline Technologies Limited and Silverline Acquisition Corp. in Article IV of the Agreement. The Registrant undertakes to furnish these schedules supplementally to the Commission upon its request.

                     3.1A Certificate of Incorporation of the Registrant, filed as an exhibit to the Registrant's
                            Registration Statement on Form S-1, Registration No. 333-34964, and incorporated herein by reference.

                     3.1B Certificate of Designation constituting part of the Registrant's Certificate of Incorporation, providing for its 6% Series A convertible preferred stock, filed as an exhibit to the Registrant's Registration Statement on Form S-1, Registration No. 333-49690, and incorporated herein by reference.

                     3.2 By-Laws of the Registrant, filed as an exhibit to the Registrant Registration Statement on Form S-1, Registration No. 333-34964, and incorporated herein by reference.

                     10.1 Agreement by and between Fleet Capital Corporation and the Registrant for a revolving credit facility, dated July 14, 2000, filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000, and incorporated herein by reference.


                     10.2 Convertible Preferred Stock Purchase Agreement dated as of September 26, 2000, among the Registrant, Strong River Investments, Inc., and Montrose Investments Ltd., filed as an exhibit to the Registrant's Registration Statement on Form S-1, Registration No. 333-49690, and incorporated herein by reference.

                     10.3 Agreement and Waiver with Respect to Amended and Restated Promissory Note entered into as of September 29, 2000, by the Registrant and Intelligroup, Inc.

                     27.1   Financial Data Schedule.


       (b)    Reports on Form 8-K.

                     None during the quarter for which this report is filed.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               SERANOVA, INC.


DATE:   November 14, 2000      By: /s/ Rajkumar Koneru
                                  ---------------------------------------------
                                  Rajkumar Koneru
                                  Chairman, President and
                                  Chief Executive Officer
                                  (Principal Executive Officer)

                               By: /s/ Ravi Singh
                                  ---------------------------------------------
                                  Ravi Singh
                                  Chief Financial Officer and Executive Vice
                                    President
                                  (Principal Financial and Accounting Officer)